Form 10-Q
period 2025-06-30
Indigo Acquisition Corp.
filed 2025-08-13
CIK 2063816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42721

INDIGO ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Brickell Avenue, Suite 1900 Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

(305) 438-7700

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	INACU	The Nasdaq Stock Market LLC

Ordinary Shares, par value $0.0001 per share	INAC	The Nasdaq Stock Market LLC

Rights, each entitling the holder to one tenth of one ordinary share upon the completion of the Company’s initial business combination	INACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 13, 2025, there were 14,755,000 ordinary shares, $0.0001 par value, issued and outstanding.

INDIGO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1
Condensed Statements of Operations for the three and six months ended June 30, 2025 and for the period from June 7, 2024 (inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2025 and for the period from June 7, 2024 (inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the period for the six months ended June 30, 2025 and for the period from June 7, 2024 (inception) through June 30, 2024 (Unaudited)	4
Notes to the Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 5. Other Information	16
Item 6. Exhibits	17

Part III. Signatures	18

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INDIGO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash	$5,771	$—
Prepaid expense	—	1,650
Total Current Assets	5,771	1,650
Deferred offering costs	311,169	613
Total Assets	$316,940	$2,263

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$35,750	$—
Advances from related party	—	15,945
Accrued offering cost	208,631	—
Promissory note – related party	175,000	—
Total Current Liabilities	419,381	15,945
Total Liabilities	419,381	15,945

Commitments and contingencies

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,875,000 shares issued and outstanding at June 30, 2025 and December 31, 2024(1)(2)	288	288
Additional paid-in capital	113,462	4,712
Accumulated deficit	(216,191)	(18,682)
Total Shareholders’ Deficit	(102,441)	(13,682)
Total Liabilities and Shareholders’ Deficit	$316,940	$2,263

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.
(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 7, 2024 (inception) through June 30, 2024
Formation and operating costs	$62,889	$88,759	$16,532
Net loss from operations	(62,889)	(88,759)	(16,532)

Other income and (expenses)
Share compensation expense	—	(108,750)	—
Other income and (expenses), net	—	(108,750)	—

Net loss	$(62,889)	$(197,509)	$(16,532)

Basic and diluted weighted average ordinary shares outstanding(1) (2)	2,500,000	2,500,000	2,500,000
Basic and diluted net loss per ordinary share	$(0.03)	$(0.08)	$(0.01)

(1)	Excludes up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.
(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	2,875,000	$288	$4,712	$(18,682)	$(13,682)
Compensation expense on transfer of shares to directors	—	—	108,750	—	108,750
Net loss	—	—	—	(134,620)	(134,620)
Balance – March 31, 2025 (unaudited)	2,875,000	288	113,462	(153,302)	(39,552)
Net loss	—	—	—	(62,889)	(62,889)
Balance – June 30, 2025 (unaudited)	2,875,000	$288	$113,462	$(216,191)	$(102,441)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.
(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 7, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares(1)(2)	2,875,000	288	4,712	—	5,000
Net loss	—	—	—	(16,532)	(16,532)

Balance – June 30, 2024 (unaudited)	2,875,000	$288	$4,712	$(16,532)	$(11,532)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.
(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For Period From June 7, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(197,509)	$(16,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of ordinary shares	—	5,000
Compensation expense to directors	108,750	—
Changes in operating assets and liabilities:
Accrued expenses	35,750	1,532
Net cash used in operating activities	(53,009)	(10,000)

Cash Flows from Financing Activities:
Advances from related party	2,155	10,000
Proceeds from promissory note - related party	156,900	—
Payment of offering costs	(100,275)	—
Net cash provided by financing activities	58,780	10,000

Net Change in Cash	5,771	—
Cash – Beginning of period	—	—
Cash – End of period	$5,771	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$208,631	$—
Deferred offering costs applied to prepaid expense	$1,650	$—
Advances from related party paid through promissory note – related party	$18,100	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Indigo Acquisition Corp. (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to any industry or geographic region but intends to pursue a Business Combination with a target that can benefit from the expertise and capabilities of the Company’s management team.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Indigo Sponsor Group, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2025.

On July 2, 2025, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 Units (the “Private Placement Units”) to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), and their designees, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and it designees purchased 225,000 Private Placement Units and EBC purchased 125,000 Private Placement Units. On July 11, 2025, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on July 11, 2025, the Company also consummated the sale of an additional 30,000 Private Placement Units to the Sponsor and EBC (19,286 to the Sponsor and 10,714 to EBC) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $300,000.

Transaction costs amounted to $6,741,773, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $416,773 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering and the over-allotment option, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units are held in a trust account (the “Trust Account”) as cash. Subsequently, the Company can hold the funds in demand deposit or cash accounts or invest such proceeds only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), its Private Shares (as defined in Note 4) and, subject to applicable securities laws, any Public Shares purchased after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor and EBC and their designees have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (as defined in Note 4) and Private Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC Founder Shares and Private Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) delay or modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or such later date as may be approved by the Company’s shareholders.

The Company has until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $5,771 and $0 in cash as of June 30, 2025 and December 31, 2024, respectively, and no cash equivalents as of June 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ deficit at the closing of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 (unaudited) and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

Share Rights

The Company accounts for the public and private placement rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 ordinary shares were no longer subject to forfeiture. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 7, 2024, the date of incorporation.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 2, 2025, the Company sold 10,000,000 Units at a price of $10.00 per Unit for a total of $100,000,000. On July 11, 2025, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Each Unit consists of one Public Share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth of one ordinary share upon consummation of a Business Combination.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, EBC and their designees purchased an aggregate of 350,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $3,500,000. Of those 350,000 Private Placement Units, the Sponsor and its designees purchased 225,000 Private Placement Units and EBC purchased 125,000 Private Placement Units. Simultaneously with the closing of the over-allotment option on July 11, 2025, the Company consummated the sale of an additional 30,000 Private Placement Units to the Sponsor and EBC at a price of $10.00 per Unit, generating gross proceeds of $300,000. Of those 30,000 Private Placement Units, the Sponsor and its designees purchased 19,286 Private Placement Units and EBC purchased 10,714 Private Placement Units. Each Private Placement Unit consists of one ordinary share (each, a “Private Share”), and one right (each, a “Private Right”), with each Private Right entitling the holder to receive one-tenth of one ordinary share upon consummation of a Business Combination. The proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

Certain investors referred to as the non-managing investors, committed, pursuant to written agreements, and purchased, indirectly through the purchase of non-managing membership interests in the Sponsor, an aggregate of 195,112 Private Placement Units out of the 210,000 Private Placement Units purchased by the Sponsor. Subject to each non-managing sponsor investor purchasing the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing investors reflecting interests in an aggregate of approximately 1.5 million Founder Shares.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

The agreement with the non-managing investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and Founder Shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and Founder Shares. The fact that the Sponsor is providing the non-managing members with Founder Shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the Founder Shares, as of the Initial Public Offering date to account for the charge of such transfer of interests to the non-managing members. The valuation has identified the fair value of the Founder Shares to be $1.96 per share as of the close of the Initial Public Offering, on July 2, 2025. Since the cost of these interest allocations to the non-managing members is considered an offering cost, the Company recorded the fair value of this transaction into equity at the Initial Public Offering date calculated as 1,459,862 interests in Founder Shares allocated to non-managing members at a fair value of $1.96,or $2,861,330.

The third-party valuation firm valued the Founder Shares as of July 2, 2025. The likelihood of completing the Business Combination was assumed to be 23.0%; the implied ordinary share price was $9.78; and a discount for lack of marketability was 13%. The transferred interests to the non-managing members are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, and other risk factors.

NOTE 5 — RELATED PARTIES

Founder Shares

On June 7, 2024, the Company issued 2,875,000 ordinary shares to EBC Holdings, Inc. (“EBC Holdings”) for an aggregate purchase price of $5,000, or approximately $0.0017. Up to 375,000 of such ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On July 11, 2025, the underwriters fully exercised their over-allotment option resulting in such 375,000 Founder Shares no longer being subject to forfeiture.

On March 7, 2025, EBC Holdings transferred 2,090,000 of its shares to the Sponsor for a purchase price of approximately $0.0017 per share and an aggregate purchase price of $3,636. Additionally, on March 7, 2025, EBC Holdings transferred 75,000 of such shares to three director nominees (25,000 shares each) for a purchase price of $0.0017 per share and an aggregate purchase price of $43 each (such shares, together with the 2,090,000 shares transferred to the Sponsor, the “Founder Shares,” and the 710,000 shares retained by EBC Holdings, the “EBC Founder Shares”). The sale of the Founders Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares transferred to the Company’s director nominees was $108,750, or $1.45 per share. The Founders Shares were transferred to the director nominees on March 7, 2025 without any agreements or limitations to performance conditions. Compensation expense related to the Founders Shares is recognized immediately at the time of transfer as stock compensation in the statement of operations. The Company established the initial fair value for the director nominees’ Founder Shares on March 7, 2025, the date of the issuance, through a third-party valuation which takes into consideration the probability of completion of the Initial Public Offering, an implied probability of the completion of a Business Combination and a Discount for Lack of Marketability calculation. The transferred Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the Initial Public Offering, and other risk factors.

On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent third party joining the Sponsor group and EBC transferred 190,379 ordinary shares to EBCH Indigo LLC. The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided that 50% of the Founder Shares shall be released earlier from the foregoing lockup provisions if the closing price of the Company’ ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 10 trading days within any 20-trading day period.

Promissory Note — Related Party

On March 25, 2025, April 17, 2025 and June 13, 2025, the Sponsor and EBC entered agreements (collectively, the “Promissory Note”) to loan the Company an aggregate of $95,000, $70,000 and $10,000, respectively, to be used for a portion of the expenses of the Initial Public Offering. The loans were non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, there were $175,000 and $0, respectively, outstanding under the Promissory Note. On July 2, 2025, the Company repaid $174,000 of the outstanding balance of the Promissory Note and on July 7, 2025, the Company repaid the remaining $1,000 to the Sponsor. Borrowings under the Promissory Note are no longer available.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

Administration Fee

Commencing on June 30, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the period from June 7, 2024 (inception) through June 30, 2025, the Company did not incur any in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In compliance with FINRA Rule 5110(f)(2)(G), the registration rights granted to EBC and EBC Holdings are limited to demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering and EBC and EBC Holdings may only exercise demand rights on one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were granted a 45-day option from June 30, 2025, the effective date of the Initial Public Offering, to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option was exercised in full by the underwriters on July 8, 2025 and consummated on July 11, 2025.

The underwriters are entitled to a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount equal to 3.5% of the gross proceeds, or an aggregate of $4,025,000, of the Initial Public Offering.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 2,875,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares and EBC Founder Shares would equal, in the aggregate, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Shares). On July 8, 2025, the underwriters fully exercised their over-allotment option and the sale of units pursuant thereto was consummated on July 11, 2025 resulting in 375,000 Founder Shares no longer being subject to forfeiture.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

(UNAUDITED)

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 7, 2024 (inception) through June 30, 2024
Formation and operating costs	$62,889	$88,759	$16,532

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs are the significant segment expenses provided to the CODM on a regular basis.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On July 2, 2025, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 350,000 Private Placement Units to the Sponsor and EBC and their designees, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and it designees purchased 225,000 Private Placement Units and EBC purchased 125,000 Private Placement Units.

Certain investors referred to as the non-managing investors, committed, pursuant to written agreements, and purchased, indirectly through the purchase of non-managing membership interests in the Sponsor, an aggregate of 195,112 Private Placement Units out of the 210,000 Private Placement Units purchased by the Sponsor. Subject to each non-managing sponsor investor purchasing the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing investors reflecting interests in an aggregate of approximately 1.5 million Founder Shares.

On July 2, 2025, the Company repaid $174,000 of the outstanding balance of the Promissory Note and on July 7, 2025, the Company repaid $1,000 to the Sponsor.

On July 11, 2025, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the consummation of the over-allotment option on July 11, 2025, the Company also consummated the sale of an additional 30,000 Private Placement Units, generating total proceeds of $300,000. Of those 30,000 Private Placement Units, the Sponsor and its designees purchased 19,286 Private Placement Units and EBC purchased 10,714 Private Placement Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Indigo Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Indigo Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 7, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $62,889, which consists of formation and operating costs of $62,895, offset by interest income of $6 .

For the six months ended June 30, 2025, we had a net loss of $197,509, which consists of share based compensation expense of $108,750 and formation and operating costs of $88,765, offset by interest income of $6.

For the period from June 7, 2024 (inception) through June 30, 2024, we had a net loss of $16,532, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on July 2, 2025, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 350,000 Private Placement Units to the Sponsor and EBC and their designees, at a price of $10.00 per Unit, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and its designees purchased 225,000 Private Placement Units and EBC purchased 125,000 Private Placement Units.

On July 11, 2025, we consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on July 11, 2025, we also consummated the sale of an additional 30,000 Private Placement Units, generating total proceeds of $300,000. Of those 30,000 Private Placement Units, the Sponsor and its designees purchased 19,286 Private Placement Units and EBC purchased 10,714 Private Placement Units.

Following the closing of the Initial Public Offering, the Private Placement and the over-allotment option, a total of $115,000,000 was placed in the Trust Account. We incurred $6,741,773, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $416,773 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $53,009. Net loss of $197,509 was affected by compensation expense to directors of $108,750. Changes in operating assets and liabilities provided $35,750 of cash for operating activities.

For the period from June 7, 2024 (inception) through June 30, 2024, cash used in operating activities was $10,000. Net loss of $16,532 was affected by payment of formation costs through issuance of ordinary shares of $5,000. Changes in operating assets and liabilities used $1,532 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement pay an aggregate of $10,000 per month for office space, administrative and support services. We began incurring these fees on July 1, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting discount equal to 3.5% of the gross proceeds, or an aggregate of $4,025,000, of the Initial Public Offering.

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. Subsequent to the quarterly period covered by this Quarterly Report, on July 2, 2025, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 350,000 Private Placement Units to the Sponsor and EBC and its designees, at a price of $10.00 per Unit, generating gross proceeds of $3,500,000. Of the 350,000 Private Placement Units, the Sponsor and it designees purchased 225,000 Private Placement Units and EBC purchased 125,000 Private Placement Units.

On July 11, 2025, we consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $15,000,000. Simultaneously with the closing of the over-allotment option on July 11, 2025, we also consummated the sale of an additional 30,000 Private Placement Units, generating total proceeds of $300,000. Of those 30,000 Private Placement Units, the Sponsor and its designees purchased 19,286 Private Placement Units and EBC purchased 10,714 Private Placement Units.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $115,000,000 was placed in the Trust Account.

We incurred transaction costs of $6,714,773, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $416,773 of other offering costs.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K..

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIGO ACQUISITION CORP.

Date: August 13, 2025	By:	/s/ James S. Cassel
	Name:	James S. Cassel
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Scott Salpeter
	Name:	Scott Salpeter
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)