Form 10-Q
period 2025-09-30
Indigo Acquisition Corp.
filed 2025-11-13
CIK 2063816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 14,755,000 ordinary shares, $0.0001 par value, issued and outstanding.

INDIGO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	1
Condensed Statements of Operations for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and for the period from June 7, 2024 (inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and for the period from June 7, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the period for the nine months ended September 30, 2025 and for the period from June 7, 2024 (inception) through September 30, 2024 (Unaudited)	4
Notes to the Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 5. Other Information	20
Item 6. Exhibits	21

Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INDIGO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash	$717,051	$—
Prepaid expense	47,554	1,650
Prepaid insurance, current portion	90,758	—
Total Current Assets	855,363	1,650
Prepaid insurance, net of current portion	48,152	—
Marketable securities held in Trust Account	116,165,212	—
Deferred offering costs	—	613
Total Assets	$117,068,727	$2,263

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$330	$—
Advances from related party	—	15,945
Accrued offering cost	75,000	—
Total Current Liabilities	75,330	15,945
Deferred underwriting fee payable	4,025,000	—
Total Liabilities	4,100,330	15,945

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at a redemption value of $10.10 and $0 per share at September 30, 2025 and December 31, 2024, respectively	116,165,212	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,255,000 and 2,875,000 shares issued and outstanding, respectively at September 30, 2025 and December 31, 2024(1)(2)	326	288
Additional paid-in capital	—	4,712
Accumulated deficit	(3,197,141)	(18,682)
Total Shareholders’ Deficit	(3,196,815)	(13,682)
Total Liabilities and Shareholders’ Deficit	$117,068,727	$2,263

(1)	At December 31, 2024, includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.

(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from June 7, 2024 (inception) through September 30,
	2025	2024	2025	2024
Formation and operating costs	$152,601	$—	$241,360	$16,532
Net loss from operations	(152,601)	—	(241,360)	(16,532)

Other income (expenses)
Change on overallotment liability	587		587
Share compensation expense	—	—	(108,750)	—
Dividend earned on marketable securities held in Trust Account	1,165,212		1,165,212
Other income, net	1,165,799	—	1,057,049	—

Net Income (loss)	$1,013,198	$—	$815,689	$(16,532)

Basic weighted average shares outstanding of ordinary shares subject to possible redemption	11,103,261	—	3,755,515	—
Basic net income per ordinary share, ordinary shares subject to possible redemption	$0.07	$—	$0.13	$—
Diluted weighted average shares outstanding of ordinary shares subject to possible redemption	11,103,261	—	3,755,515	—
Diluted net income per ordinary share, ordinary shares subject to possible redemption	$0.07	$—	$0.12	$—
Basic weighted average shares outstanding of non-redeemable ordinary shares(1) (2)	3,198,967	2,500,000	2,736,415	2,500,000
Basic net income (loss) per ordinary share, non-redeemable ordinary shares	$0.07	$—	$0.13	$(0.01)
Diluted Weighted average shares outstanding of non-redeemable ordinary shares(1) (2)	3,243,804	2,500,000	2,999,743	2,500,000
Diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.07	$—	$0.12	$(0.01)

(1)	Excludes up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.

(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	2,875,000	$288	$4,712	$(18,682)	$(13,682)
Compensation expense on transfer of shares to directors	—	—	108,750	—	108,750
Net loss	—	—	—	(134,620)	(134,620)
Balance – March 31, 2025 (unaudited)	2,875,000	288	113,462	(153,302)	(39,552)
Net loss	—	—	—	(62,889)	(62,889)
Balance – June 30, 2025 (unaudited)	2,875,000	$288	$113,462	$(216,191)	$(102,441)
Accretion for ordinary shares to redemption amount	—	—	(6,401,805)	(3,994,148)	(10,395,953)
Sale of 380,000 Private Placement Units	380,000	38	3,799,962	—	3,800,000
Fair value of rights included in Public units	—	—	2,530,000	—	2,530,000
Allocated value of transaction costs to shares	—	—	(168,834)	—	(168,834)
Capital Contribution by Sponsor for issuance of founders shares to non-managing members	—	—	(2,861,330)	—	(2,861,330)
Issuance of Founders shares to non-managing members	—	—	2,861,330	—	2,861,330
Fair Value of over-allotment exercised	—	—	127,215	—	127,215
Net income	—	—	—	1,013,198	1,013,198
Balance – September 30, 2025 (unaudited)	3,255,000	$326	$—	$(3,197,141)	$(3,196,815)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 7, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares(1)(2)	2,875,000	288	4,712	—	5,000
Net loss	—	—	—	(16,532)	(16,532)

Balance – June 30, 2024 (unaudited)	2,875,000	$288	$4,712	$(16,532)	$(11,532)
Net loss	—	—	—	—	—

Balance – September 30, 2024 (unaudited)	2,875,000	$288	$4,712	$(16,532)	$(11,532)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option and as of such date, 375,000 shares were no longer subject to forfeiture.

(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party joining the sponsor group and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period From June 7, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$815,689	$(16,532)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of ordinary shares	—	5,000
Interest earned on marketable securities held in Trust Account	(1,165,212)
Compensation expense to directors	108,750	—
Change in FV of Overallotment liability	(587)	—
Changes in operating assets and liabilities:
Prepaid expense	(45,904)	—
Prepaid insurance	(138,910)	—
Accrued expenses	330	1,532
Net cash used in operating activities	(425,844)	(10,000)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placement Units	3,800,000	—
Advances from related party	—	10,000
Proceeds from promissory note - related party	156,900	—
Repayment of promissory note - related party	(175,000)	—
Payment of offering costs	(339,005)	—
Net cash provided by financing activities	116,142,895	10,000

Net Change in Cash	717,051	—
Cash – Beginning of period	—	—
Cash – End of period	$717,051	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$75,000	$—
Accretion of ordinary shares to redemption value	$10,395,953	$—
Deferred underwriting fee payable	$4,025,000	$—
Advances from related party paid through promissory note – related party	$18,100	$—
Overallotment liability at upon full exercise	$127,215	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the over-allotment option, an aggregate amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units were held in a trust account (the “Trust Account as cash and subsequently invested in a Money Market Mutual Fund. The Company can hold the funds the Trust Account in demand deposit or cash accounts or invest such proceeds only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
SEPTEMBER 30, 2025

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Liquidity and Going concern

As of September 30, 2025, the Company had $717,051 in its operating bank account and working capital surplus of $780,033.

The Company initially has until April 2, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the business combination might not happen within the 24-month period from the date of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently April 2, 2027, there will be mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 1, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $717,051 and $0 in cash as of September 30, 2025 and December 31, 2024, respectively, and no cash equivalents as of September 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $116,165,212 and $0, were held in a Money Market Mutual Fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 (unaudited) and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,530,000)
Proceeds allocated to over-allotment	(127,802)
Ordinary shares issuance cost	(6,572,939)
Plus:
Accretion of carrying value to redemption value	10,395,953
Ordinary Shares subject to possible redemption, September 30, 2025	$116,165,212

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

Net (Loss) Income per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as ordinary shares subject to possible redemption and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of private placement.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,
	2025		2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$786,577	$226,621	$—	$—
Denominator:
Basic weighted average ordinary shares outstanding	11,103,261	3,198,967	—	2,500,000
Basic net income per ordinary share	$0.07	$0.07	$—	$—

	For the Three Months Ended September 30,
	2025		2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$784,119	$229,079	$—	$—
Denominator:
Diluted weighted average ordinary shares outstanding	11,103,261	3,243,804	—	2,500,000
Diluted net income per ordinary share	$0.07	$0.07	$—	$—

	For the Nine Months Ended September 30, 2025		For the Period from June 7, 2024 (Inception) through September 30, 2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic net (loss)income per ordinary share
Numerator:
Allocation of net (loss) income	$471,868	$343,821	$—	$(16,532)
Denominator:
Basic weighted average ordinary shares outstanding	3,755,515	2,736,415	—	2,500,000
Basic net (loss) income per ordinary share	$0.13	$0.13	$—	$(0.01)

	For the Nine Months Ended September 30, 2025		For the Period from June 7, 2024 (Inception) through September 30, 2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Diluted net (loss)income per ordinary share
Numerator:
Allocation of net (loss) income	$453,474	$362,215	$—	$(16,532)
Denominator:
Diluted weighted average ordinary shares outstanding	3,755,515	2,999,743	—	2,500,000
Diluted net (loss) income per ordinary share	$0.12	$0.12	$—	$(0.01)

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Certain investors (the “non-managing investors”) committed, pursuant to written agreements, and purchased, indirectly through the purchase of non-managing membership interests in the Sponsor, an aggregate of 195,112 Private Placement Units out of the 210,000 Private Placement Units purchased by the Sponsor. In exchange for each non-managing sponsor investor purchasing the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing investors reflecting interests in an aggregate of approximately 1.5 million Founder Shares.

The agreement with the non-managing investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and Founder Shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and Founder Shares. The fact that the Sponsor provided the non-managing members with Founder Shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the Founder Shares, as of the Initial Public Offering date to account for the charge of such transfer of interests to the non-managing members. The valuation determined the fair value of the Founder Shares to be $1.96 per share as of the close of the Initial Public Offering, on July 2, 2025. Since the cost of these interest allocations to the non-managing members is considered an offering cost, the Company recorded the fair value of this transaction into equity at the Initial Public Offering date calculated as 1,459,862 interests in Founder Shares allocated to non-managing members at a fair value of $1.96,or $2,861,330.

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Promissory Note — Related Party

On March 25, 2025, April 17, 2025 and June 13, 2025, the Sponsor and EBC entered agreements (collectively, the “Promissory Note”) to loan the Company an aggregate of $95,000, $70,000 and $10,000, respectively, to be used for a portion of the expenses of the Initial Public Offering. The loans were non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there were no outstanding balance, respectively, outstanding under the Promissory Note. On July 2, 2025, the Company repaid $174,000 of the outstanding balance of the Promissory Note and on July 7, 2025, the Company repaid the remaining $1,000 to the Sponsor. Borrowings under the Promissory Note are no longer available.

Administration Fee

Commencing on the effective date of the Initial Public Offering, June 30, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 3,255,000 and 2,875,000 respectively ordinary shares issued and outstanding, of which an aggregate of up to 375,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares and EBC Founder Shares would equal, in the aggregate, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Shares). On July 8, 2025, the underwriters fully exercised their over-allotment option and the sale of units pursuant thereto was consummated on July 11, 2025 resulting in 375,000 Founder Shares no longer being subject to forfeiture.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Marketable securities held in Trust account	1	$116,165,212

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine months Ended September 30, 2025	For the period from June 7, 2024 (inception) through September 30, 2024
Formation and operating costs	$152,601	$—	$241,360	$16,532
Dividend earn on marketable securities held in Trust Account	$1,165,212	$—	$1,165,212	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,013,198, which consists of formation and operating costs of $152,601, offset by other income from change on overallotment liability of $587 and interest income of $1,165,212.

For the nine months ended September 30, 2025, we had a net income of $815,689, which consists of share based compensation expense of $108,750 and formation and operating costs of $241,360, offset by interest income of $1,165,212 and by other income from change on overallotment liability of $587.

For the three months ended September 30, 2024, we had no income or loss.

For the period from June 7, 2024 (inception) through September 30, 2024, we had a net loss of $16,532, which consists of formation and operating costs.

Liquidity and Going concern

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

For the nine months ended September 30, 2025, cash used in operating activities was $425,844. Net income of $815,689 was affected by compensation expense to directors of $108,750, Interest earned on marketable securities held in Trust Account of $1,165,212, and Change in FV of Overallotment liability of $587. Changes in operating assets and liabilities used $184,484 of cash for operating activities.

For the period from June 7, 2024 (inception) through September 30, 2024, cash used in operating activities was $10,000. Net loss of $16,532 was affected by payment of formation costs through issuance of ordinary shares of $5,000. Changes in operating assets and liabilities used $1,532 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $116,165,212 (including approximately $1,165,212 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $717,051. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We plan to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently April 2, 2027, there will be mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

We incurred transaction costs of $6,741,773, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee, and $416,773 of other offering costs.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

INDIGO ACQUISITION CORP.

Date: November 13, 2025	By:	/s/ James S. Cassel
	Name:	James S. Cassel
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Scott Salpeter
	Name:	Scott Salpeter
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)