Form 10-Q
period 2026-03-31
Indigo Acquisition Corp.
filed 2026-05-11
CIK 2063816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42721

INDIGO ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Mary Street, Suite 410 Miami, FL	33133
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2026, there were 14,755,000 ordinary shares, $0.0001 par value, issued and outstanding.

INDIGO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INDIGO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$458,473	$666,920
Prepaid expense	156,346	93,208
Total Current Assets	614,819	760,128
Prepaid insurance, net of current portion	2,773	25,463
Marketable securities held in Trust Account	118,334,352	117,298,371
Total Assets	$118,951,944	$118,083,962

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,418	$9,042
Accrued offering cost	75,000	75,000
Total Current Liabilities	78,418	84,042
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,103,418	4,109,042

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at a redemption value of $10.29 and $10.20 per share at March 31, 2026 and December 31, 2025, respectively	118,334,352	117,298,371

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,255,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	326	326
Additional paid-in capital	—	—
Accumulated deficit	(3,486,152)	(3,323,777)
Total Shareholders’ Deficit	(3,485,826)	(3,323,451)
Total Liabilities and Shareholders’ Deficit	$118,951,944	$118,083,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Formation and operating costs	$162,375	$25,870
Net loss from operations	(162,375)	(25,870)

Other income (expenses):
Share compensation expense	—	(108,750)
Dividend earned on marketable securities held in Trust Account	1,035,981	—
Other income (loss), net	1,035,981	(108,750)

Net Income (loss)	$873,606	$(134,620)

Basic and diluted weighted average shares outstanding of ordinary shares subject to possible redemption	11,500,000	—
Basic and diluted net income per ordinary share, ordinary shares subject to possible redemption	$0.06	$—
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares(1)	3,255,000	2,500,000
Basic and diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.06	$(0.05)

(1)	Excludes up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	3,255,000	$326	$—	$(3,323,777)	$(3,323,451)
Remeasurement for ordinary shares to redemption amount	—	—	—	(1,035,981)	(1,035,981)
Net income	—	—	—	873,606	873,606
Balance – March 31, 2026 (unaudited)	3,255,000	$326	$—	$(3,486,152)	$(3,485,826)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	2,875,000	$288	$4,712	$(18,682)	$(13,682)
Compensation expense on transfer of shares to directors	—	—	108,750	—	108,750
Net loss	—	—	—	(134,620)	(134,620)
Balance – March 31, 2025 (unaudited)	2,875,000	$288	$113,462	$(153,302)	$(39,552)

(1)	Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 shares were no longer subject to forfeiture.

(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor (defined in Note 1) and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party becoming a member of the Sponsor and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$873,606	$(134,620)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(1,035,981)
Compensation expense to directors	—	108,750
Changes in operating assets and liabilities:
Prepaid expense	(40,448)	—
Account payable and Accrued expenses	(5,624)	—
Net cash used in operating activities	(208,447)	(25,870)

Cash Flows from Financing Activities:
Advances from related party	—	2,156
Proceeds from promissory note - related party	—	95,000
Repayment of advances from related party	—	(18,100)
Payment of offering costs	—	(27,156)
Net cash provided by financing activities	—	51,900

Net Change in Cash	(208,447)	26,030
Cash – Beginning of period	666,920	—
Cash – End of period	$458,473	$26,030

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$4,998
Deferred offering costs applied to prepaid expense	$—	$1,650
Remeasurement of Class A ordinary shares to redemption value	$1,035,981	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Indigo Acquisition Corp. (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to any industry or geographic region but intends to pursue a Business Combination with a target that can benefit from the expertise and capabilities of the Company’s management team.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the over-allotment option, an aggregate amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Units were held in a trust account (the “Trust Account”) as cash and subsequently invested in a Money Market Mutual Fund. The Company can hold the funds the Trust Account in demand deposit or cash accounts or invest such proceeds only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
MARCH 31, 2026

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

The Company has until April 2, 2027 (21 months from the closing of the Initial Public Offering) to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less taxes payable and $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

Liquidity and Going Concern

As of March 31, 2026, the Company had $458,473 in its operating bank account and working capital surplus of $536,401.

The Company initially has until April 2, 2027 to consummate the initial Business Combination. If the Company does not complete a Business Combination by such date and it is not extended by shareholders, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the Business Combination might not happen by April 2, 2027.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $458,473 and $666,920 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $118,334,352 and $117,298,371, respectively, were held in a Money Market Mutual Fund. The investments held in the Trust Account are classified as trading securities and are recorded at fair value.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). The Company is currently evaluating the impact of this legislation. Based on the Company’s preliminary assessment, the provisions of the OBBA are not expected to have a material impact on the Company’s unaudited condensed financial statements.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025 the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,530,000)
Proceeds allocated to over-allotment	(127,802)
Ordinary shares issuance cost	(6,572,939)
Plus:
Accretion of carrying value to redemption value	11,529,112
Ordinary Shares subject to possible redemption, December 31, 2025	$117,298,371
Plus:
Remeasurement of carrying value to redemption value	1,035,981
Ordinary Shares subject to possible redemption, March 31, 2026	$118,334,352

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

Net (Loss) Income per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as ordinary shares subject to possible redemption and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of private placement. The Company has not considered the effect of the public and private placement warrants and rights in the calculation of diluted earnings per share, as their exercise is contingent upon the completion of a Business Combination and therefore they are not currently dilutive.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$680,886	$192,720	$—	$(134,620)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	3,255,000	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.05)

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

Certain investors (the “non-managing investors”) committed, pursuant to written agreements, and purchased, indirectly through the purchase of non-managing membership interests in the Sponsor, an aggregate of 213,089 Private Placement Units out of the 229,286 Private Placement Units purchased by the Sponsor. In exchange for the non-managing investors purchasing the Private Placement Units allocated to them in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing investors reflecting interests in an aggregate of approximately 1.6 million Founder Shares.

The agreement with the non-managing investors was entered into directly with the Sponsor and it makes reference to the Private Placement Units and Founder Shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and Founder Shares. The fact that the Sponsor provided the non-managing investors with Founder Shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the Founder Shares, of closing of the over-allotment option date to account for the charge of such transfer of interests to the non-managing investors. The valuation determined the fair value of the Founder Shares to be $1.96 per share as of the closing of the over-allotment option, on July 11, 2025. Since the cost of these interest allocations to the non-managing investors is considered an offering cost, the Company recorded the fair value of this transaction into equity at the closing of the over-allotment option date calculated as 1,645,321 interests in Founder Shares allocated to non-managing investors at a fair value of $1.96,or $3,224,829.

The third-party valuation firm valued the Founder Shares as of July 2, 2025. The likelihood of completing the Business Combination was assumed to be 23.0%; the implied ordinary share price was $9.78; and a discount for lack of marketability was 13%. The transferred interests to the non-managing investors are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination, and other risk factors.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent third party becoming a member of the Sponsor and EBC Holdings transferred 190,379 ordinary shares to EBCH Indigo LLC. The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property; provided that 50% of the Founder Shares shall be released earlier from the foregoing lockup provisions if the closing price of the Company’ ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 10 trading days within any 20-trading day period.

Promissory Note — Related Party

On March 25, 2025, April 17, 2025 and June 13, 2025, the Sponsor and EBC entered agreements (collectively, the “Promissory Note”) to loan the Company an aggregate of $95,000, $70,000 and $10,000, respectively, to be used for a portion of the expenses of the Initial Public Offering. The loans were non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there were no outstanding balance, outstanding under the Promissory Note. On July 2, 2025, the Company repaid $174,000 of the outstanding balance of the Promissory Note and on July 7, 2025, the Company repaid the remaining $1,000 to the Sponsor and such Promissory Notes were cancelled.

Administration Fee

Commencing on the effective date of the Initial Public Offering, June 30, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $30,000 and $0 for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In compliance with FINRA Rule 5110(g)(8), the registration rights granted to EBC and EBC Holdings are limited to demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering and EBC and EBC Holdings may only exercise demand rights on one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Service Provider Agreements

From time to time, the Company may engage third-party service providers to assist in identifying potential targets for a business combination. Such arrangements generally provide for compensation contingent upon the successful completion of a business combination. As of March 31, 2026, no amounts have been accrued under these arrangements, and no business combination has been consummated.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 3,255,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares and EBC Founder Shares would equal, in the aggregate, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Shares). On July 8, 2025, the underwriters fully exercised their over-allotment option and the sale of units pursuant thereto was consummated on July 11, 2025 resulting in 375,000 Founder Shares no longer being subject to forfeiture.

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
MARCH 31, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$118,334,352	$117,298,371

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
Formation and operating costs	$162,375	$25,870
Dividend earn on marketable securities held in Trust Account	$1,035,981	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date and through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 7, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $873,606, which consists of interest income of $1,035,981 offset by formation and operating costs of $162,375.

For the three months ended March 31, 2025, we had a net loss of $134,620, which consists of share compensation expense of $108,750 and formation and operating costs of $25,870.

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

For the three months ended March 31, 2026, cash used in operating activities was $208,447. Net income of $873,606 was affected by Interest earned on marketable securities held in Trust Account of $1,035,981 and changes in operating assets and liabilities used $46,072 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $25,870. Net loss of $134,620 was affected by payment of compensation expense to directors of $108,750.

As of March 31, 2026, we had marketable securities held in the Trust Account of $118,334,352 (including $1,035,981 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $458,473. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

INDIGO ACQUISITION CORP.

Date: May 11, 2026	By:	/s/ James S. Cassel
	Name:	James S. Cassel
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Scott Salpeter
	Name:	Scott Salpeter
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)