Form 10-Q
period 2026-06-30
Indigo Acquisition Corp.
filed 2026-08-06
CIK 2063816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 5, 2026, there were 14,755,000 ordinary shares, $0.0001 par value, issued and outstanding.

INDIGO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INDIGO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$379,862	$666,920
Prepaid expense	114,567	93,208
Total Current Assets	494,429	760,128
Prepaid insurance, net of current portion	—	25,463
Marketable securities held in Trust Account	119,382,477	117,298,371
Total Assets	$119,876,906	$118,083,962

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$860	$9,042
Accrued offering cost	75,000	75,000
Total Current Liabilities	75,860	84,042
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,100,860	4,109,042

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at a redemption value of $10.38 and $10.20 per share at June 30, 2026 and December 31, 2025, respectively	119,382,477	117,298,371

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,255,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	326	326
Additional paid-in capital	—	—
Accumulated deficit	(3,606,757)	(3,323,777)
Total Shareholders’ Deficit	(3,606,431)	(3,323,451)
Total Liabilities and Shareholders’ Deficit	$119,876,906	$118,083,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operating costs	$120,605	$62,889	$282,980	$88,759
Net loss from operations	(120,605)	(62,889)	(282,980)	(88,759)

Other income (expenses):
Share compensation expense	—	—	—	(108,750)
Dividend earned on marketable securities held in Trust Account	1,048,125	—	2,084,106	—
Other income (loss), net	1,048,125	—	2,084,106	(108,750)

Net income (loss)	$927,520	$(62,889)	$1,801,126	$(197,509)

Basic and diluted weighted average shares outstanding of ordinary shares subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net income per ordinary share, ordinary shares subject to possible redemption	$0.06	$—	$0.12	$—
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares(1)	3,255,000	2,500,000	3,255,000	2,500,000
Basic and diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.06	$(0.03)	$0.12	$(0.08)

(1)	The three and six months ended June 30, 2025 exclude up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	3,255,000	$326	$—	$(3,323,777)	$(3,323,451)
Remeasurement for ordinary shares to redemption amount	—	—	—	(1,035,981)	(1,035,981)
Net income	—	—	—	873,606	873,606
Balance – March 31, 2026 (unaudited)	3,255,000	326	—	(3,486,152)	(3,485,826)
Remeasurement for ordinary shares to redemption amount	—	—	—	(1,048,125)	(1,048,125)
Net income	—	—	—	927,520	927,520
Balance – June 30, 2026 (unaudited)	3,255,000	$326	$—	$(3,606,757)	$(3,606,431)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	2,875,000	$288	$4,712	$(18,682)	$(13,682)
Compensation expense on transfer of shares to directors	—	—	108,750	—	108,750
Net loss	—	—	—	(134,620)	(134,620)
Balance – March 31, 2025 (unaudited)	2,875,000	288	113,462	(153,302)	(39,552)
Net loss	—	—	—	(62,889)	(62,889)
Balance – June 30, 2025 (unaudited)	2,875,000	$288	$113,462	$(216,191)	$(102,441)

(1)	The three and six months ended June 30, 2025 include an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 shares were no longer subject to forfeiture.
(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor (defined in Note 1) and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party becoming a member of the Sponsor and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,801,126	$(197,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(2,084,106)	—
Compensation expense to directors	—	108,750
Changes in operating assets and liabilities:
Prepaid expense	4,104	—
Account payable and Accrued expenses	(8,182)	35,750
Net cash used in operating activities	(287,058)	(53,009)

Cash Flows from Financing Activities:
Advances from related party	—	2,155
Proceeds from promissory note - related party	—	156,900
Payment of offering costs	—	(100,275)
Net cash provided by financing activities	—	58,780

Net Change in Cash	(287,058)	5,771
Cash – Beginning of period	666,920	—
Cash – End of period	$379,862	$5,771

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$208,631
Deferred offering costs applied to prepaid expense	$—	$1,650
Remeasurement of Class A ordinary shares to redemption value	$2,084,106	$—
Advances from related party paid through promissory note – related party	$—	$18,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2026

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2026, the Company had $379,862 in its operating bank account and working capital surplus of $418,569.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act , as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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
JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $379,862 and $666,920 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $119,382,477 and $117,298,371, respectively, were held in a Money Market Mutual Fund. The investments held in the Trust Account are classified as trading securities and are recorded at fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025 the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,530,000)
Proceeds allocated to over-allotment	(127,802)
Ordinary shares issuance cost	(6,572,939)
Plus:
Accretion of carrying value to redemption value	11,529,112
Ordinary Shares subject to possible redemption, December 31, 2025	117,298,371
Plus:
Remeasurement of carrying value to redemption value	1,035,981
Ordinary Shares subject to possible redemption, March 31, 2026	118,334,352
Plus:
Remeasurement of carrying value to redemption value	1,048,125
Ordinary Shares subject to possible redemption, June 30, 2026	$119,382,477

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed statements of operations.

Share Rights

The Company accounts for the public and private placement rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

(UNAUDITED)

Net Income (Loss) per Share

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$722,906	$204,614	$—	$(62,889)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	3,255,000	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.03)

	For the Six Months Ended June 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,403,792	$397,334	$—	$(197,509)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,500,000	3,255,000	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$—	$(0.08)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

(UNAUDITED)

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

The agreement with the non-managing investors was entered into directly with the Sponsor and it makes reference to the Private Placement Units and Founder Shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and Founder Shares. The fact that the Sponsor provided the non-managing investors with Founder Shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the Founder Shares, of closing of the over-allotment option date to account for the charge of such transfer of interests to the non-managing investors. The valuation determined the fair value of the Founder Shares to be $1.96 per share as of the closing of the over-allotment option, on July 11, 2025. Since the cost of these interest allocations to the non-managing investors is considered an offering cost, the Company recorded the fair value of this transaction into equity at the closing of the over-allotment option date calculated as 1,645,321 interests in Founder Shares allocated to non-managing investors at a fair value of $1.96, or $3,224,829.

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
JUNE 30, 2026

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

On March 7, 2025, EBC Holdings transferred 2,090,000 of its shares to the Sponsor for a purchase price of approximately $0.0017 per share and an aggregate purchase price of $3,636. Additionally, on March 7, 2025, EBC Holdings transferred 75,000 of such shares to three director nominees (25,000 shares each) for a purchase price of $0.0017 per share and an aggregate purchase price of $43 each (such shares, together with the 2,090,000 shares transferred to the Sponsor, the “Founder Shares,” and the 710,000 shares retained by EBC Holdings, the “EBC Founder Shares”). The sale of the Founders Shares to the Company’s director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares transferred to the Company’s director nominees was $108,750, or $1.45 per share. The Founders Shares were transferred to the director nominees on March 7, 2025 without any agreements or limitations to performance conditions. Compensation expense related to the Founders Shares is recognized immediately at the time of transfer as stock compensation in the unaudited condensed statements of operations. The Company established the initial fair value for the director nominees’ Founder Shares on March 7, 2025, the date of the issuance, through a third-party valuation which takes into consideration the probability of completion of the Initial Public Offering, an implied probability of the completion of a Business Combination and a Discount for Lack of Marketability calculation. The transferred Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the Initial Public Offering, and other risk factors.

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

Promissory Note — Related Party

On March 25, 2025, April 17, 2025 and June 13, 2025, the Sponsor and EBC entered agreements (collectively, the “Promissory Note”) to loan the Company an aggregate of $95,000, $70,000 and $10,000, respectively, to be used for a portion of the expenses of the Initial Public Offering. The loans were non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. On July 2, 2025, the Company repaid $174,000 of the outstanding balance of the Promissory Note and on July 7, 2025, the Company repaid the remaining $1,000 to the Sponsor and such Promissory Notes were cancelled. As of June 30, 2026 and December 31, 2025, there were no outstanding balance under the Promissory Note.

Administration Fee

On June 30, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 for these services, respectively. For the three and six months ended June 30, 2025, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Service Provider Agreements

From time to time, the Company may engage third-party service providers to assist in identifying potential targets for a Business Combination. Such arrangements generally provide for compensation contingent upon the successful completion of a Business Combination. As of June 30, 2026 and December 31, 2025, no amounts have been accrued under these arrangements, and no Business Combination has been consummated.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 3,255,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares and EBC Founder Shares would equal, in the aggregate, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Shares). On July 8, 2025, the underwriters fully exercised their over-allotment option and the sale of units pursuant thereto was consummated on July 11, 2025 resulting in 375,000 Founder Shares no longer being subject to forfeiture.

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
JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$119,382,477	$117,298,371

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operating costs	$120,605	$62,889	$282,980	$88,759
Dividend earn on marketable securities held in Trust Account	$1,048,125	$—	$2,084,106	$—

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

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $927,520, which consists of interest income of $1,048,125 offset by formation and operating costs of $120,605.

For the six months ended June 30, 2026, we had a net income of $1,801,126, which consists of interest income of $2,084,106 offset by formation and operating costs of $282,980.

For the three months ended June 30, 2025, we had a net loss of $62,889, which consists of formation and operating costs of $62,895, offset by interest income of $6.

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

For the six months ended June 30, 2026, cash used in operating activities was $287,058. Net income of $1,801,126 was affected by interest earned on marketable securities held in Trust Account of $2,084,106 and changes in operating assets and liabilities used $4,078 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $53,009. Net loss of $197,509 was affected by compensation expense to directors of $108,750. Changes in operating assets and liabilities provided $35,750 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $119,382,477 (including $4,382,477 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $379,862. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

INDIGO ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ James S. Cassel
	Name:	James S. Cassel
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Scott Salpeter
	Name:	Scott Salpeter
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)