Form 10-Q
period 2026-09-30
Indigo Acquisition Corp.
filed 2026-11-02
CIK 2063816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 2, 2026, there were 14,755,000 ordinary shares, $0.0001 par value, issued and outstanding.

INDIGO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INDIGO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$188,753	$666,920
Prepaid expense	103,410	93,208
Total Current Assets	292,163	760,128
Prepaid insurance, net of current portion	—	25,463
Marketable securities held in Trust Account	120,472,646	117,298,371
Total Assets	$120,764,809	$118,083,962

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$12,937	$9,042
Accrued offering cost	—	75,000
Total Current Liabilities	12,937	84,042
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,037,937	4,109,042

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at a redemption value of $10.48 and $10.20 per share at September 30, 2026 and December 31, 2025, respectively	120,472,646	117,298,371

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,255,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	326	326
Additional paid-in capital	—	—
Accumulated deficit	(3,746,100)	(3,323,777)
Total Shareholders’ Deficit	(3,745,774)	(3,323,451)
Total Liabilities and Shareholders’ Deficit	$120,764,809	$118,083,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operating costs	$139,343	$152,601	$422,323	$241,360
Net loss from operations	(139,343)	(152,601)	(422,323)	(241,360)

Other income (expenses):
Share compensation expense	—	—	—	(108,750)
Dividend earned on marketable securities held in Trust Account	1,090,169	1,165,212	3,174,275	1,165,212
Change on over-allotment liability	—	587	—	587
Other income, net	1,090,169	1,165,799	3,174,275	1,057,049

Net income	$950,826	$1,013,198	$2,751,952	$815,689

Basic weighted average shares outstanding of ordinary shares subject to possible redemption	11,500,000	11,103,261	11,500,000	3,755,515
Basic net income per ordinary share, ordinary shares subject to possible redemption	$0.06	$0.07	$0.19	$0.13
Diluted weighted average shares outstanding of ordinary shares subject to possible redemption	11,500,000	11,103,261	11,500,000	3,755,515
Diluted net income per ordinary share, ordinary shares subject to possible redemption	$0.06	$0.07	$0.19	$0.12
Basic weighted average shares outstanding of non-redeemable ordinary shares(1)	3,255,000	3,198,967	3,255,000	2,736,415
Basic net income per ordinary share, non-redeemable ordinary shares	$0.06	$0.07	$0.19	$0.13
Diluted weighted average shares outstanding of non-redeemable ordinary shares(1)	3,255,000	3,243,804	3,255,000	2,999,743
Diluted net income per ordinary share, non-redeemable ordinary shares	$0.06	$0.07	$0.19	$0.12

(1)	The three and nine months ended September 30, 2025 exclude up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	3,255,000	$326	$—	$(3,323,777)	$(3,323,451)
Remeasurement for ordinary shares to redemption amount	—	—	—	(1,035,981)	(1,035,981)
Net income	—	—	—	873,606	873,606
Balance – March 31, 2026 (unaudited)	3,255,000	326	—	(3,486,152)	(3,485,826)
Remeasurement for ordinary shares to redemption amount	—	—	—	(1,048,125)	(1,048,125)
Net income	—	—	—	927,520	927,520
Balance – June 30, 2026 (unaudited)	3,255,000	326	—	(3,606,757)	(3,606,431)
Remeasurement for ordinary shares to redemption amount	—	—	—	(1,090,169)	(1,090,169)
Net income	—	—	—	950,826	950,826
Balance – September 30, 2026 (unaudited)	3,255,000	$326	$—	$(3,746,100)	$(3,745,774)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	2,875,000	$288	$4,712	$(18,682)	$(13,682)
Compensation expense on transfer of shares to directors	—	—	108,750	—	108,750
Net loss	—	—	—	(134,620)	(134,620)
Balance – March 31, 2025 (unaudited)	2,875,000	288	113,462	(153,302)	(39,552)
Net loss	—	—	—	(62,889)	(62,889)
Balance – June 30, 2025 (unaudited)	2,875,000	288	113,462	(216,191)	(102,441)
Remeasurement for ordinary shares to redemption amount	—	—	(6,401,805)	(3,994,148)	(10,395,953)
Sale of 380,000 Private Placement Units	380,000	38	3,799,962	—	3,800,000
Fair value of rights included in Public units	—	—	2,530,000	—	2,530,000
Allocated value of transaction costs to shares	—	—	(168,834)	—	(168,834)
Capital Contribution by Sponsor for issuance of founders shares to non-managing members	—	—	(2,861,330)	—	(2,861,330)
Issuance of Founders shares to non-managing members	—	—	2,861,330	—	2,861,330
Fair Value of over-allotment exercised	—	—	127,215	—	127,215
Net income	—	—	—	1,013,198	1,013,198
Balance – September 30, 2025 (unaudited)	3,255,000	$326	$—	$(3,197,141)	$(3,196,815)

(1)	The three and nine months ended September 30, 2025 include an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (Note 5 and 7). On July 11, 2025, the underwriters exercised their over-allotment option in full and as of such date, 375,000 shares were no longer subject to forfeiture.
(2)	On March 7, 2025, EBC (defined in Note 1) transferred 2,165,000 founder shares to the Sponsor (defined in Note 1) and directors. On June 30, 2025, the Sponsor transferred 105,000 ordinary shares to an independent party becoming a member of the Sponsor and EBC transferred 190,379 to EBCH Indigo LLC (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,751,952	$815,689
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(3,174,275)	(1,165,212)
Compensation expense to directors	—	108,750
Change in fair value of over-allotment liability	—	(587)
Changes in operating assets and liabilities:
Prepaid expense	15,261	(184,814)
Accounts payable and Accrued expenses	3,895	330
Net cash used in operating activities	(403,167)	(425,844)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(115,000,000)
Net cash used in investing activities	—	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placement Units	—	3,800,000
Proceeds from promissory note - related party	—	156,900
Repayment of promissory note - related party	—	(175,000)
Payment of offering costs	(75,000)	(339,005)
Net cash (used in) provided by financing activities	(75,000)	116,142,895

Net Change in Cash	(478,167)	717,051
Cash – Beginning of period	666,920	—
Cash – End of period	$188,753	$717,051

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$75,000
Remeasurement of Class A ordinary shares to redemption value	$3,174,275	$10,395,953
Deferred underwriting fee payable	$—	$4,025,000
Advances from related party paid through promissory note – related party	$—	$18,100
Over-allotment liability at upon full exercise	$—	$127,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDIGO ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account net of taxes payable. As of September 30, 2026, the per share redemption amount was $10.48. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity and Going Concern

As of September 30, 2026, the Company had $188,753 in its operating bank account and working capital surplus of $279,226.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently April 2, 2027, and such date is not otherwise extended by shareholders, there will be mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period or at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any future periods.

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
SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $188,753 and $666,920 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $120,472,646 and $117,298,371, respectively, were held in a Money Market Mutual Fund. The investments held in the Trust Account are classified as trading securities and are recorded at fair value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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
SEPTEMBER 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025 the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,530,000)
Proceeds allocated to over-allotment	(127,802)
Ordinary shares issuance cost	(6,572,939)
Plus:
Accretion of carrying value to redemption value	11,529,112
Ordinary Shares subject to possible redemption, December 31, 2025	117,298,371
Plus:
Remeasurement of carrying value to redemption value	1,035,981
Ordinary Shares subject to possible redemption, March 31, 2026	118,334,352
Plus:
Remeasurement of carrying value to redemption value	1,048,125
Ordinary Shares subject to possible redemption, June 30, 2026	119,382,477
Plus:
Remeasurement of carrying value to redemption value	1,090,169
Ordinary Shares subject to possible redemption, September 30, 2026	$120,472,646

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

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

(UNAUDITED)

Net Income per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as ordinary shares subject to possible redemption and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of private placement. The Company has not considered the effect of the public and private placement warrants and rights in the calculation of diluted earnings per share, as their exercise is contingent upon the completion of a Business Combination and therefore they are not currently dilutive.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$741,071	$209,755	$786,577	$226,621
Denominator:
Basic weighted average ordinary shares outstanding	11,500,000	3,255,000	11,103,261	3,198,967
Basic net income per ordinary share	$0.06	$0.06	$0.07	$0.07

	For the Three Months Ended September 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$741,071	$209,755	$784,119	$229,079
Denominator:
Diluted weighted average ordinary shares outstanding	11,500,000	3,255,000	11,103,261	3,243,804
Diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,144,863	$607,089	$471,868	$343,821
Denominator:
Basic weighted average ordinary shares outstanding	11,500,000	3,255,000	3,755,515	2,736,415
Basic net income per ordinary share	$0.19	$0.19	$0.13	$0.13

	For the Nine Months Ended September 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,144,863	$607,089	$453,474	$362,215
Denominator:
Diluted weighted average ordinary shares outstanding	11,500,000	3,255,000	3,755,515	2,999,743
Diluted net income per ordinary share	$0.19	$0.19	$0.12	$0.12

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

(UNAUDITED)

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
SEPTEMBER 30, 2026

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

Promissory Note — Related Party

On March 25, 2025, April 17, 2025 and June 13, 2025, the Sponsor and EBC entered agreements (collectively, the “Promissory Note”) to loan the Company an aggregate of $95,000, $70,000 and $10,000, respectively, to be used for a portion of the expenses of the Initial Public Offering. The loans were non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. On July 2, 2025, the Company repaid $174,000 of the outstanding balance of the Promissory Note and on July 7, 2025, the Company repaid the remaining $1,000 to the Sponsor and such Promissory Notes were cancelled. As of September 30, 2026 and December 31, 2025, there were no outstanding balance under the Promissory Note.

Administration Fee

On June 30, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $ 90,000 and paid $20,000 and $80,000 for these services, respectively, of which $10,000 is included in accounts payable and accrued expenses in the accompanying balance sheet. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Service Provider Agreements

From time to time, the Company may engage third-party service providers to assist in identifying potential targets for a Business Combination. Such arrangements generally provide for compensation contingent upon the successful completion of a Business Combination. As of September 30, 2026 and December 31, 2025, no amounts have been accrued under these arrangements, and no Business Combination has been consummated.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 3,255,000 ordinary shares issued and outstanding, of which an aggregate of up to 375,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares and EBC Founder Shares would equal, in the aggregate, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding Private Shares). On July 8, 2025, the underwriters fully exercised their over-allotment option and the sale of units pursuant thereto was consummated on July 11, 2025 resulting in 375,000 Founder Shares no longer being subject to forfeiture.

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
SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$120,472,646	$117,298,371

INDIGO ACQUISITION CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation and operating costs	$139,343	$152,601	$422,323	$241,360
Dividend earn on marketable securities held in Trust Account	$1,090,169	$1,165,212	$3,174,275	$1,165,212

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $950,826, which consists of interest income of $1,090,169 offset by formation and operating costs of $139,343.

For the nine months ended September 30, 2026, we had a net income of $2,751,952, which consists of interest income of $3,174,275 offset by formation and operating costs of $422,323.

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

For the nine months ended September 30, 2026, cash used in operating activities was $403,167. Net income of $2,751,952 was affected by interest earned on marketable securities held in Trust Account of $3,174,275 and changes in operating assets and liabilities used $19,156 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $425,844. Net income of $815,689 was affected by compensation expense to directors of $108,750, Interest earned on marketable securities held in Trust Account of $1,165,212, and change in fair value of over-allotment liability of $587. Changes in operating assets and liabilities used $184,484 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $120,472,646 (including $5,472,646 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $188,753. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We plan to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently April 2, 2027, and such period is not otherwise extended by shareholders, there will be mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period or at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

INDIGO ACQUISITION CORP.

Date: November 2, 2026	By:	/s/ James S. Cassel
	Name:	James S. Cassel
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Scott Salpeter
	Name:	Scott Salpeter
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)